Form 10-K/A
period 2006-12-31
MASTR Asset Backed Securities Trust 2006-FRE2
filed 2007-09-18
CIK 1361233

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.





        ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

             None.


Item 1115(b) of Regulation AB, Certain Derivatives Instruments.

Bear Stearns Financial Products Inc. provides an Interest Rate Swap derivative instrument for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the interest rate swap is less than 10%.


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


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.


The information regarding this Item has been previously filed in a 424(b)(5) filing dated May 30, 2006.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under
            Item 15.

            The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessment of compliance:

            The 1122 statements for Wells Fargo Bank, N.A. (servicer) in
            Exhibit B to the Assessment of Compliance (Exhibit 33(c)) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006 and the steps taken to correct the non-compliance issues:


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

Since the date of the Assessment of Compliance, Wells Fargo has implemented a process for tracking contract language and investor preference, on a transaction level, with respect to the provisions of prior notice of intent to foreclosure.

The 1122 statements for Wells Fargo Bank, N.A. (master servicer and trust administrator) in Exhibit B to the Assessment of Compliance (Exhibits 33(d) and 33(e)) has disclosed the following instance of material noncompliance with certain criteria applicable to the Company during the year ended December 31, 2006 and the steps taken to correct the non-compliance issue:

1122(d)(3)(i)- Delinquency Reporting During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Since the date of the Assessment of Compliance, Wells Fargo, in its capacity as master servicer and trust administrator, has implemented a process to better identify and mitigate mortgage loan delinquencies on a transaction level.



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



    MASTR Asset Backed Securities Trust 2006-FRE2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Brett Handelman
    Brett Handelman, Vice President
   senior officer in charge of the servicing function of the master servicer

    Date: September 18, 2007






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
